Form 10-K405
FINANCIAL CENTER BANCORP
filed 1995-03-30
CIK 724769

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 31, 1994
                                    OR
   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from              to
                                          ------------    -----------

                        COMMISSION FILE NUMBER 0-13464

                           FINANCIAL CENTER BANCORP
            ------------------------------------------------------
             (exact name of registrant as specified in its charter)

         CALIFORNIA                                         94-2878349
--------------------------------------------------------------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)

                 P.O. BOX 2621, SAN FRANCISCO, CA  94126-2621
             ----------------------------------------------------
                    (address of principal executive office)
                    ---------------------------------------

                                     (NONE)
             ----------------------------------------------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

                                    (NONE)
         ------------------------------------------------------------
         (Securities registered pursuant to section 12(b) of the act)

                       COMMON STOCK, NO PAR VALUE
        ----------------------------------------------------------------
          (Securities registered pursuant to section 12(g) of the act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates at March 29, 1995:
$0.00

Number of shares of common stock outstanding at March 29, 1995: 1,270,306 shares

                                     PART I

ITEM 1.  BUSINESS

On May 4, 1992, the Company's only operating subsidiary, The Financial Center Bank, n. a., (the "Bank") was declared insolvent by its primary regulator, The Comptroller of the Currency (the "OCC"). The OCC appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver of the Bank (the "Receivership"). The Bank's insolvency was precipitated by the FDIC's late April notification that the Bank would no longer be permitted to renew maturing brokered deposits for funding purposes. Since May 4, 1992, the Company conducted no business operations and has lacked access to most of the records of the Bank and its own records.

As a result of the OCC's actions, by letter dated May 7, 1992, the Federal Reserve Bank of San Francisco stated that the Company ceased to be a bank holding company at the time the Bank was declared insolvent. Since that time, the Company has conducted no business operations and has held no shareholders' meetings and has no plans to conduct any business.

The Company is not able to estimate at this time the future surplus or loss that the FDIC may realize from the liquidation of the Bank's assets. However, the Company does not currently expect to receive any payment for its shares of the Bank and does not currently expect that the Company's shareholders will receive any distribution on their shares when the Company is dissolved after payment of obligations to creditors. The remaining liquid assets of the Company ($34,000 at December 31, 1994) will likely be used for outstanding obligations and winding down expenses.

ITEM 2.  PROPERTIES

The Company can no longer use the premises formerly leased by the Bank and is without any offices or telephone. Correspondence may be directed to Corporate Secretary, Financial Center Bancorp, Post Office Box 2621, San Francisco, CA 94126-2621.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation, arbitration and claims threatened relating to matters arising from the ordinary course of the Bank's business. The Company cannot currently predict the likely outcome of any of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an Annual Meeting of Shareholders in 1993 or 1994 and is uncertain as to if and when such a meeting will be held in the future.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

While the Company's Common Stock is theoretically traded over the counter, there is no apparent market for the stock due to the absence of any active market makers and the Receivership. To the best knowledge of the Company, trading in the Company's stock was not active after April 13, 1992, through which information was reported in the Company's Form 10-K for 1991, and the Company is aware of no active trading shortly before or after the May 4, 1992 date of the Receivership. The Company believes there are approximately 575 shareholders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the impact of the OCC's actions on the results of operations and the resulting financial condition for the period ended December 31, 1994, management believes that a comparison to any prior periods is not meaningful and, therefore, is not presented.

As of December 31, 1994, the Company had cash balances of $34,000 and taxes receivable (under a tax sharing agreement with the Bank) of $37,000. Liabilities totaled $5,000 resulting in shareholder's equity of $66,000. As stated previously, management does not believe that the Company's shareholders will receive any distribution on their shares after winding down expenses and creditor obligations are paid.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL CENTER BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                     Dec 31,     Dec 31,
                                                      1994        1993
                                                  -----------------------
                                                     (000's omitted)
ASSETS

Cash and Due From Banks                              $     34    $     41
Other Assets                                               37          37
Net Assets of Discontinued Operations (Note 2)
                                                  -----------    --------

   Total Assets                                      $     71    $     78
                                                  ===========    ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued Liabilities                                  $      5    $      5

Shareholder's Equity
   Common Stock                                        12,613      12,613
    Accumulated Deficit                               (12,547)    (12,540)
                                                  -----------     -------
Total Shareholder's Equity                                 66          73

   Total Liabilities and Shareholder's Equity        $     71    $     78
                                                  ===========    ========

               (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Years Ended December 31
                                            1994      1993       1992
                                        ------------------------------
                                                 (000's omitted)

Interest Income                             $   0     $   1    $     3
Interest Expense
                                        ---------     -----    -------
  Net Interest Income                                                3

Other Income                                                         1
Other Expense                                   7        12        184
Income Tax Credit                                                    3
                                        ---------     -----    -------
 Income (Loss) Before
  Discontinued Operations                      (7)      (11)      (177)

Income (Loss) From Discontinued
  Operations Prior to Discontinuation
  (Note 2)                                                       2,674

Income (Loss) on Discontinuance of
  Banking Operations (Note 2)                                   (2,796)
                                        ---------     -----    -------

Net Income (Loss)                           $  (7)    $ (11)   $  (299)
                                        =========     =====    =======


Income (Loss) Per Common
  and Equivalent Share

  Before Discontinued Operations            $(.01)    $(.01)   $  (.14)
  Discontinued Operations Prior to
    Discontinuation                                               2.10
  Discontinuance of Banking Operations                           (2.20)
                                        ---------     -----    -------

  Net                                       $(.01)    $(.01)   $  (.24)
                                        =========     =====    =======

                (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            Years Ended December 31
                                            1994     1993     1992
                                        ---------------------------
                                               (000's omitted)
Operating Activities:

Net Income (Loss)                          $  (7)   $ (11)    $(299)

Reconciliation to Cash Provided (Used)
  by Operating Activities
   Equity in Undistributed
    Net Income (Loss) of Bank                                   122
   Net Change in Other Assets                                    (3)
                                        --------    ----      -----

Net Cash Provided (Used)
  by Operating Activities                     (7)     (11)     (180)

Financing Activities:

Proceeds of Stock Issuance

Cash and Equivalents:

  Beginning of Period                      $  41    $  52     $ 232
                                        --------    ----      -----

  End of Period                            $  34    $  41     $  52
                                        ========    =====     =====

               (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at December 31, 1994 and 1993, and the results of operations and cash flows for the years ended December 31, 1994, 1993 and 1992.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Discontinued operations - As a result of the May 4, 1992 seizure by the OCC and
-----------------------
the FDIC of the Company's only subsidiary, all banking activities have been accounted for as "discontinued operations" in the accompanying consolidated financial statements, and previously stated amounts have been restated accordingly. Furthermore, as a result of the May 4th actions, the Company's carrying value for "net assets of discontinued operations" has been written down to zero.

Net income (loss) per common share - Computed using the weighted average number
----------------------------------
of shares outstanding during the period, and the dilutive effect of stock options and warrants. For the years ended December 31, 1994 and 1993 the stock options were antidilutive and were not used in the calculation. Shares used in the calculation were 1,270,306.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has not engaged its independent accountants, Deloitte & Touche, to audit or otherwise review the Company's financial statements for 1994 and 1993 or this Form 10-K. The Company believes that the short period of operations through May 4, 1992, lack of access to accounting and other records held by the FDIC, limited assets of the Company and other factors have rendered audited statements about the Company in 1994 and 1993 impractical. The Company is not aware of any specific resignation of or disagreement with its accountants.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors.  The information below is furnished as to each individual who now
---------
serves as a director of the Company:

Alan Lee Follett, age 53, is an investor and consultant. From 1960 to 1990 he was President and Chief Executive Officer of Gensler-Lee, Inc., which operated a chain of retail jewelry stores.

James J. Funsten, age 59, has served since 1978 as President and Chief Executive Officer of B. R. Funsten & Co., a wholesale floor covering distributor.

Marti A. MacInnes, age 52, has served as Senior Vice President of Heller Financial since October, 1992. Prior to that he served since November, 1982, as Western Division Vice President for Equipment Leasing for Chrysler Capital Corporation (formerly E. F. Hutton Credit Corporation).

James W. Moore, age 71, has been the principal of Moore Properties, a retail consulting firm, since 1989.

Anthony P. Rebele, age 62, an independent financial consultant, has served as Vice President and Director of the Company since 1983.

Executive Officers.  The information below is furnished as to each individual
------------------
who now serves as an executive officer of the Company who is not discussed under "Directors" above.

Stephen H. Brinck, age 51, an Account Executive with Dean Witter Reynolds, served as Chief Financial Officer and Secretary of the Company from 1983 until he tendered his resignation effective August 31, 1993.

After December 31, 1991 and through May 4, 1992, and to the best of the Company's knowledge without a review of the records held by the FDIC, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. Subsequent to May 4, 1992, the Company believes that there has been no effective market for the shares of the Company's Common Stock, and the Company has not had the resources to monitor the filings, if any, by these individuals.

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not have access to records relating to compensation of executive officers and therefore is not able to report this information for the period ending on the date of the Receivership. Since that date, the Company has paid consulting fees totaling approximately $15,000 to Stephen H. Brinck as the sole continuing officer of the Company (as Secretary). Mr. Brinck was also paid approximately $29,137 in salary between January 1, 1992 and May 4, 1992 and received no other reportable compensation during or with respect to that period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Given the lack of access to records of the Company, the Receivership, and other factors, this information is not provided.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Given the lack of access to records of the Company and the Bank, the Receivership, and other factors, the Company is unable to complete this information. However, to the best present knowledge of the Company, there were no transactions or relationships reportable since the beginning of 1992 under
Item 404 of Securities and Exchange Commission Regulation S-K other than as reported or referred to in Item 13 of the Company's Form 10-K for 1991 filed on or about April 13, 1992.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

Due to the factors discussed above, no exhibits are being filed with this Form 10-K.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California, On March 29, 1995

                                             FINANCIAL CENTER BANCORP

/s/ James J. Funsten                       Director      March 29, 1995
----------------------------------
James J. Funsten



/s/ Alan Lee Follett                       Director       March 29, 1995
----------------------------------
Alan Lee Follett



/s/ Marti A. MacInnes                      Director       March 29, 1995
----------------------------------
Marti A. MacInnes



/s/ James W. Moore                         Director       March 29, 1995
----------------------------------
James W. Moore



/s/ Anthony P. Rebele                      Director       March 29, 1995
----------------------------------
Anthony P. Rebele

                                 EXHIBIT INDEX

   Exhibit No.          Description
   -----------          -----------
       27               Financial Data Schedule
