Form 10-Q
period 1995-09-30
FINANCIAL CENTER BANCORP
filed 1995-11-14
CIK 724769

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


       [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


                        COMMISSION FILE NUMBER 0-13464

                          FINANCIAL CENTER BANCORP
           --------------------------------------------------------
            (exact name of registrant as specified in its charter)

                CALIFORNIA                                 94-2878349
        ---------------------------------------------------------------------
        (State or other jurisdiction of              (I. R. S. Employer
        incorporation or organization)               Identification No.)

                 P.O. BOX 2621, SAN FRANCISCO, CA  94126-2621
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

As of September 30, 1995, 1,270,306 Shares of Common Stock, no par value, were outstanding.

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                      Sep 30,        Dec 31,
                                                       1995           1994
                                                    ------------   ------------
                                                          (000's omitted)
ASSETS

Cash and Due From Banks                               $      28      $      34
Other Assets                                                 37             37
                                                    ------------   ------------

   Total Assets                                       $      65      $      71
                                                    ============   ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued Liabilities                                   $       5      $       5

Shareholder's Equity
   Common Stock                                          12,613         12,613
   Accumulated Deficit                                  (12,553)       (12,547)
                                                    ------------   ------------
Total Shareholder's Equity                                   60             66

   Total Liabilities and Shareholder's Equity         $      65      $      71
                                                    ============   ============

               (see notes to consolidated financial statements)

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                             3 Months Ended            9 Months Ended
                           Sep 30       Sep 30       Sep 30       Sep 30
                            1995         1994         1995         1994
                         ----------   ----------   ----------   ----------
                             (000's omitted)           (000's omitted)
Interest Income           $      1     $            $      1     $
Interest Expense
                         ----------   ----------   ----------   ----------
  Net Interest Income

Other Income
Other Expense                    3            1            7            6
                         ----------   ----------   ----------   ----------

Net Income (Loss)         $     (2)    $     (1)    $     (6)    $     (6)
                         ==========   ==========   ==========   ==========


Income (Loss) Per Common
  and Equivalent Share
                         ----------   ----------   ----------   ----------

  Net                     $     ---    $     ---    $     ---    $     ---
                         ==========   ==========   ==========   ==========

               (see notes to consolidated financial statements)

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         Nine Months Ended
                                                        Sep 30,      Sep 30,
                                                         1995         1994
                                                      ----------   ----------
                                                          (000's omitted)
Operating Activities:

Net Income (Loss)                                       $    (6)    $     (6)

Reconciliation to Cash Provided (Used) by
  Operating Activities
  Equity in Undistributed
   Net Income (Loss) of Bank
  Net Change in Other Assets
                                                      ----------   ----------

Net Cash Provided (Used)
  by Operating Activities                              $     (6)    $     (6)

Cash and Equivalents:

  Beginning of Period                                  $     34     $     41
                                                      ----------   ----------

  End of Period                                        $     28     $     35
                                                      ==========   ==========

               (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the quarters ended September 30, 1995 and 1994.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------


Net income (loss) per common share - Computed using the weighted average number
----------------------------------
of shares outstanding during the period, and the dilutive effect of stock options and warrants. For the nine months ended September 30, 1995 the stock options were antidilutive and were not used in the calculation. Shares used in the calculation were 1,270,306 for the quarters ended September 30, 1995 and 1994.

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

The Company is not able to estimate at this time the future surplus or loss that the FDIC may realize from the liquidation of the Bank's assets. However, the Company does not currently expect to receive any payment for its shares of the Bank and does not currently expect that the Company's shareholders will receive any distribution on their shares when the Company is dissolved after payment of obligations to creditors. The remaining liquid assets of the Company ($28,000 at September 30, 1995) will likely be used for outstanding obligations and winding down expenses.

The Company can no longer use the premises formerly leased by the Bank and is without any offices or telephone. Correspondence may be directed to Corporate Secretary, Financial Center Bancorp, Post Office Box 2621, San Francisco, CA 94126-2621.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Given the impact of the OCC's actions on the results of operations and the resulting financial condition for the period ended September 30, 1995, management believes that a comparison to any prior periods is not meaningful and, therefore, is not presented.

As of September 30, 1995, the Company had cash balances of $28,000 and taxes receivable (under a tax sharing agreement with the Bank) of $37,000. Liabilities totaled $5,000 resulting in shareholder's equity of $60,000. As stated previously, management does not believe that the Company's shareholders will receive any distribution on their shares after winding down expenses and creditor obligations are paid.

PART II - OTHER INFORMATION

ITEM 2

Changes in securities

None

ITEM 6

Exhibits and Reports on Form 8-K

None

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California, On November 13, 1995

                              FINANCIAL CENTER BANCORP



                              By /s/ Anthony P. Rebele
                                 --------------------------------
                                 Anthony P. Rebele
                                 Director