Form 10-Q
period 1996-03-31
FINANCIAL CENTER BANCORP
filed 1996-05-13
CIK 724769

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


   [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to

                         COMMISSION FILE NUMBER 0-13464

                           FINANCIAL CENTER BANCORP
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

          CALIFORNIA                                        94-2878349
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)

                P.O. BOX 2621, SAN FRANCISCO, CA  94126-2621
             ----------------------------------------------------
                    (address of principal executive office)

                                    (NONE)
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  [X]    No  [ ]

As of March 31, 1996, 1,270,306 Shares of Common Stock, no par value, were outstanding.

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                          Mar 31,    Dec 31,
                                           1996       1995
                                        ---------------------
                                           (000's omitted)
ASSETS

Cash and Due From Banks                   $     24   $     26
Other Assets                                    37         37
                                          --------   --------

  Total Assets                            $     61   $     63
                                          ========   ========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued Liabilities                       $      5   $      5

Shareholder's Equity
  Common Stock                              12,613     12,613
  Accumulated Deficit                      (12,557)   (12,555)
                                          --------   --------
Total Shareholder's Equity                      56         58

  Total Liabilities and Shareholder's
   Equity                                 $     61   $     63
                                          ========   ========

                (see notes to consolidated financial statements)

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                         Three Months Ended
                                          Mar 31,    Dec 31,
                                           1996       1995
                                        ---------  ---------
                                           (000's omitted)
Interest Income                         $          $
Interest Expense
                                        ---------  ---------
  Net Interest Income

Other Income
Other Expense                                  (2)        (2)
                                        ---------  ---------
Net Income (Loss)                       $      (2) $      (2)
                                        =========  =========

Income (Loss) Per Common
  and Equivalent Share                       0.00       0.00
                                        ---------  ---------

  Net                                   $    0.00  $    0.00
                                        =========  =========

               (see notes to consolidated financial statements)

PART 1 - FINANCIAL INFORMATION
FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                         Three Months Ended
                                          Mar 31,    Dec 31,
                                           1996       1995
                                        ---------  ---------
                                           (000's omitted)
Operating Activities:                   $          $

Net Income (Loss)                       $      (2) $      (2)

   Net Change in Other Assets
                                        ---------  ---------

Net Cash Provided (Used)
  by Operating Activities               $      (2) $      (2)

Cash and Equivalents:

  Beginning of Period                   $      26  $      34
                                        ---------  ---------

  End of Period                         $      24  $     $32
                                        =========  =========

               (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the quarters ended March 31, 1996 and 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share - Computed using the weighted average number of shares outstanding during the period, and the dilutive effect of stock options and warrants. For the three months ended March 31, 1996 the stock options were antidilutive and were not used in the calculation. Shares used in the calculation were 1,270,306 for the quarters ended March 31, 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

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

The Company is not able to estimate at this time the future surplus or loss that the FDIC may realize from the liquidation of the Bank's assets. However, the Company does not currently expect to receive any payment for its shares of the Bank and does not currently expect that the Company's shareholders will receive any distribution on their shares when the Company is dissolved after payment of obligations to creditors. The remaining liquid assets of the Company ($24,000 at March 31, 1996) will likely be used for outstanding obligations and winding down expenses.

The Company can no longer use the premises formerly leased by the Bank and is without any offices or telephone. Correspondence may be directed to Corporate Secretary, Financial Center Bancorp, Post Office Box 2621, San Francisco, CA 94126-2621.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Given the impact of the OCC's actions on the results of operations and the resulting financial condition for the period ended March 31, 1996, management believes that a comparison to any prior periods is not meaningful and, therefore, is not presented.

As of March 31, 1996, the Company had cash balances of $24,000 and taxes receivable (under a tax sharing agreement with the Bank) of $37,000. Liabilities totaled $5,000 resulting in shareholder's equity of $56,000. As stated previously, management does not believe that the Company's shareholders will receive any distribution on their shares after winding down expenses and creditor obligations are paid.

PART II - OTHER INFORMATION

ITEM 2

Changes in securities

None

ITEM 6

Exhibits and Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California, On May 8, 1996

                                               FINANCIAL CENTER BANCORP



                                               By   /s/ M. A. MacInnes
                                                 ___________________________
                                                  M. A. MacInnes
                                                  Director