Form 10-K405
period 1996-12-31
FINANCIAL CENTER BANCORP
filed 1997-03-21
CIK 724769

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      OR
       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from           to
                                                 ---------    ---------

                        COMMISSION FILE NUMBER 0-13464

                           FINANCIAL CENTER BANCORP
            (exact name of registrant as specified in its charter)

               CALIFORNIA                            94-2878349
   ------------------------------------------------------------------------
      (State or other jurisdiction of                 (I. R. S. Employer
     incorporation or organization)                   Identification No.)

                 P.O. BOX 2621, SAN FRANCISCO, CA 94126-2621
                    (address of principal executive office)

                                    (NONE)
             (Registrant's telephone number, including area code)

                                    (NONE)
         (Securities registered pursuant to section 12(b) of the act)

                          COMMON STOCK, NO PAR VALUE
         (Securities registered pursuant to section 12(g) of the act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates at March 18, 1997:
$0.00

Number of shares of common stock outstanding at March 18, 1997: 1,270,306 shares

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

The Company is not able to estimate at this time the future surplus or loss that the FDIC may realize from the liquidation of the Bank's assets. However, the Company does not currently expect to receive any payment for its shares of the Bank and does not currently expect that the Company's shareholders will receive any distribution on their shares when the Company is dissolved after payment of obligations to creditors. The remaining liquid assets of the Company ($18,000 at December 31, 1996) will likely be used for outstanding obligations and winding down expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an Annual Meeting of Shareholders in 1995 or 1996 and is uncertain as to if and when such a meeting will be held in the future.

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

ITEM 6.  SELECTED FINANCIAL DATA

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the impact of the OCC's actions on the results of operations and the resulting financial condition for the period ended December 31, 1996, management believes that a comparison to any prior periods is not meaningful and, therefore, is not presented.

As of December 31, 1996, the Company had cash balances of $18,000 and taxes receivable (under a tax sharing agreement with the Bank) of $37,000. Liabilities totaled $5,000 resulting in shareholder's equity of $50,000. As stated previously, management does not believe that the Company's shareholders will receive any distribution on their shares after winding down expenses and creditor obligations are paid.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                  Dec 31,     Dec 31,
                                                   1996        1995
                                                 --------    --------
                                                    (000's omitted)
ASSETS

Cash and Due From Banks ......................   $     18    $     26
Other Assets .................................         37          37

                                                 --------    --------

    Total Assets .............................   $     55    $     63
                                                 ========    ========


LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued Liabilities ..........................   $      5    $      5

Shareholder's Equity
    Common Stock .............................     12,613      12,613
    Accumulated Deficit ......................    (12,563)    (12,555)
                                                 --------    --------
Total Shareholder's Equity ...................         50          58

    Total Liabilities and Shareholder's Equity   $     55    $     63
                                                 ========    ========



                (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                           Years Ended December 31
                            1996     1995     1994
                           -----    -----    -----
                               (000's omitted)

Interest Income ........   $   0      $ 0    $   0
Interest Expense
                           -----    -----    -----
  Net Interest Income ..       0        0        0

Other Income
Other Expense ..........       8        8        7
                           -----    -----    -----
 Net Income (Loss) .....      (8)      (8)      (7)
                           =====    =====    =====


Income (Loss) Per Common
  and Equivalent Share .    (.01)    (.01)    (.01)
                           -----    -----    -----

  Net ..................   $(.01)   $(.01)   $(.01)
                           =====    =====    =====


                (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                          Years Ended December 31
                            1996    1995    1994
                            ----    ----    ----
                               (000's omitted)
Operating Activities:

Net Income (Loss) .......   $ (8)   $ (8)   $ (7)
                            ----    ----    ----

Net Cash Provided (Used)
  by Operating Activities     (8)     (8)     (7)


Cash and Equivalents:

  Beginning of Period ...   $ 26    $ 34    $ 41
                            ----    ----    ----

  End of Period .........   $ 18    $ 26    $ 34
                            ====    ====    ====


                (see notes to consolidated financial statements)

FINANCIAL CENTER BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS
    ---------------------------------

In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at December 31, 1996 and 1995, and the results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Net income (loss) per common share - Computed using the weighted average number of shares outstanding during the period, and the dilutive effect of stock options and warrants. For the years ended December 31, 1996, 1995 and 1994 the stock options were antidilutive and were not used in the calculation. Shares used in the calculation were 1,270,306.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has not engaged its independent accountants, Deloitte & Touche, to audit or otherwise review the Company's financial statements for 1996 and 1995 or this Form 10-K. The Company believes that the short period of operations through May 4, 1992, lack of access to accounting and other records held by the FDIC, limited assets of the Company and other factors have rendered audited statements about the Company in 1996 and 1995 impractical. The Company is not aware of any specific resignation of or disagreement with its accountants.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information below is furnished as to each individual who now
---------
serves as a director of the Company:

Alan Lee Follett, age 55, is an investor and consultant. From 1960 to 1990 he was President and Chief Executive Officer of Gensler-Lee, Inc., which operated a chain of retail jewelry stores.

James J. Funsten, age 61, has served since 1978 as President and Chief Executive Officer of B. R. Funsten & Co., a wholesale floor covering distributor.

Marti A. MacInnes, age 54, has served as Senior Vice President of Heller Financial since October, 1992. Prior to that he served since November, 1982, as Western Division Vice President for Equipment Leasing for Chrysler Capital Corporation (formerly E. F. Hutton Credit Corporation).

James W. Moore, age 73, has been the principal of Moore Properties, a retail consulting firm, since 1989.

Anthony P. Rebele, age 64, an independent financial consultant, has served as Vice President and Director of the Company since 1983.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of San Francisco, State of California, On March 18, 1997

                                                     FINANCIAL CENTER BANCORP




/s/ James J. Funsten              Director      March 18, 1997
-------------------------
James J. Funsten



                                  Director      March 18, 1997
-------------------------
Alan Lee Follett



/s/ Marti A. MacInnes             Director      March 18, 1997
-------------------------
Marti A. MacInnes



                                  Director      March 18, 1997
-------------------------
James W. Moore



/s/ Anthony P. Rebele             Director      March 18, 1997
-------------------------
Anthony P. Rebele